Form 10QSB
period 2006-01-31
Serino 5, Corp.
filed 2006-03-23
CIK 1331617

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 31, 2006: 100,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

SEC 2334 (9-05)

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

13

  Item 5. Other Information

13

  Item 6. Exhibits

13

Signature

14

Certifications

15

PART I

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended January 31, 2006 are not necessarily indicative of results that may be expected for the year ending April 30, 2006. The financial statements are presented on the accrual basis.

                                  SERINO 5 CORP.

                          (a development stage company)

                              FINANCIAL STATEMENTS

                             AS OF JANUARY 31, 2006

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

SERINO 5 CORP.

(a development stage company)

BALANCE SHEET

As of January 31, 2006 and April 30, 2005

                                     ASSETS

     CURRENT ASSETS                                   Jan. 31, 2006  April 30, 2005

             Cash                                        $      0       $     0

                                                         ---------      --------

                           TOTAL ASSETS                  $      0       $     0

                                                         =========      ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $ 1,550       $   500

                                                          --------      --------

                           TOTAL LIABILITIES                1,550           500

     STOCKHOLDER'S EQUITY

       PREFERRED STOCK – par value $0.0001;

         50,000,000 shares authorized;

         none issued or outstanding                             0             0

       Common Stock - par value $0.0001;

         200,000,000 shares authorized;

         100,000 and 1,000,000 issued and outstanding          10           100

       Additional paid in capital                              90             0

       Accumulated Deficit                                 (1,650)         (600)

                                                          --------      --------

       Total stockholder's equity                          (1,550)         (500)

                                                          --------      --------

           TOTAL LIABILITIES AND EQUITY                   $     0       $     0

                                                          ========      ========

   The accompanying notes are an integral part of these financial statements.

SERINO 5 CORP.

(a development stage company)

STATEMENT OF OPERATIONS

For the three and nine months ended January 31, 2006, and

from inception (April 29, 2005) through January 31, 2006

                                         Three Months   Nine Months     From Inception to

                                         Jan. 31, 2006 Jan. 31, 2006     Jan. 31, 2006

     REVENUE                               $        0   $         0       $         0

     COST OF SALES                                  0             0                 0

                                           -----------  ------------      ------------

     GROSS PROFIT                                   0             0                 0

     GENERAL AND ADMINISTRATIVE EXPENSES          350         1,050             1,650

                                           -----------   -----------       -----------

     NET LOSS                                    (350)       (1,050)           (1,650)

     ACCUMULATED DEFICIT, BEGINNING BALANCE    (1,300)         (600)                0

                                           -----------   -----------       -----------

     ACCUMULATED DEFICIT, ENDING BALANCE   $   (1,650)   $   (1,650)       $   (1,650)

                                           ===========   ===========       ===========

     EARNINGS PER SHARE

         Net loss per share                              ($0.01)

         Weighted Average

         Number of Common Shares Outstanding            100,000

   The accompanying notes are an integral part of these financial statements.

SERINO 5 CORP.

(a development stage company)

STATEMENT OF STOCKHOLDER'S EQUITY

From inception (April 29, 2005) through January 31, 2006

                                                              ADDITIONAL   ACCUMULATED

                                    SHARES      COMMON STOCK   PAID IN       DEFICIT       TOTAL

                                -------------  ------------- -----------  ------------ -----------

Stock issued as compensation

 for acceptance of incorporation

 expenses on April 29, 2005

 at $0.0001 per share              1,000,000   $      100  $         0    $       0    $      100

Net loss                                                                       (600)         (600)

                                -------------  ------------- -----------  ------------ -----------

Total at April 30, 2005            1,000,000   $      100  $         0    $    (600)   $     (500)

Stock returned to treasury

 And cancelled on May 1, 2005       (900,000)         (90)          90            0             0

Net loss                                                                     (1,050)       (1,050)

                                -------------  ------------- -----------  ------------ -----------

Total at January 31, 2006           100,000   $        10  $        90  $    (1,650) $     (1,550)

                                ============= ============ ============ ============ =============

   The accompanying notes are an integral part of these financial statements.

                                  SERINO 5 CORP.

                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                    For the nine months ended January 31, 2006 and

            from inception (April 29, 2005) through January 31, 2006

                                                            Nine Months            From

CASH FLOWS FROM OPERATING ACTIVITIES                       Jan. 31, 2006         Inception

                                                           -------------        -----------

         Net income (loss)                                     $(1,050)          $(1,650)

         Stock issued as compensation                                0               100

         Increases (Decrease) in accrued expenses                1,050             1,550

                                                           -------------        -----------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0

        Beginning cash balance                                       0                 0

                                                           -------------        -----------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0

                                                           ============         ===========

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

Results of Operation

The Company did not have any operating income from inception (April 29, 2005) through January 31, 2006.  For the nine months ended January 31, 2006, the Company recognized a net loss of $1,050.  Some general and administrative expenses during the year were accrued.  Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending January 31, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Dated: March 22, 2006

14